Form 10-K
period 1997-12-31
RESIDENTIAL ASSET SECURITIES CORP
filed 1998-03-31
CIK 932858

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                             FORM 10-K


       Annual Report Pursuant to Section 13 or 15 (d) of the
                  Securities Exchange Act of 1934
            For the fiscal year ended December 31, 1997

                  Commission File Number 33-56893, 333-28791


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

   Item 2.     Properties

   Pursuant to the Exemptive Order the Master Servicer's Annual Statement as to Compliance, dated March 31, 1998 are filed as Exhibit 1 under Item 14(a) hereof.

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

           (b) At December 31, 1997, the number of holders of record of each outstanding series of Certificates is listed in Exhibit 4 under
               Item 14(a) hereof.

           (c) Not applicable.


   Item 6.     Selected Financial Data

               Information not provided pursuant to Exemptive Order.


   Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

               Information not provided pursuant to Exemptive Order.

   Item 8.     Financial Statements & Supplementary Financial Data

     See the Master  Servicer's  Annual Statement of Compliance that is filed as
     Exhibit 1 under Item 14(a) hereof; see also report dated January 20, 1998 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that are filed as Exhibit 2 under
     Item 14(a) hereof.

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

               Part II, Item 5(b). . . . . . . . . . . . . . . . . . . .3

               Part III, Item 12(a). . . . . . . . . . . . . . . . . . .4

               Audited financial statements for the year ended December 31, 1997 for Ambac Financial Group, Inc.*

               Audited financial statements for the year ended
               December 31, 1997 for Municipal Bond Investors
               Assurance Corporation.**

               Audited financial statements for the year ended
               December 31, 1997 for Financial Security Assurance Inc.  ***

           (b) See Item 2.

           (c) Not applicable.

           (d) Not applicable. No annual report or proxy material has been sent to security holders.


  --------------------------------

     * Incorporated by reference to the audited financial statements of Ambac Financial Group, Inc. filed with the Securities and Exchange Commission on March 31, 1998 as part of its Annual Report on Form 10-K (Commission File #1-10777) for the twelve-month period ended December 31, 1997.


     ** Incorporated by reference to the audited financial statements of Municipal Bond Investors Assurance Corporation, Inc. filed with the Securities and Exchange Commission on March 30, 1998 as part of its Annual Report on Form 10-K (Commission File #1-9583) fo the twelve-month period ended December 31, 1997.

     *** Incorporated by reference to the audited financial statements of FSA Capital Inc. filed with the Securities and Exchange Commission on March 24, 1998 as part of the Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd. (Commission File #1-12644) fo the twelve-month period ended December 31, 1997.

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 31st day of March, 1998.

   RESIDENTIAL ASSET SECURITIES CORPORATION


   BY: s/William B. Acheson

   William B. Acheson
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   s/William B. Acheson

   William B. Acheson
   President
   March 31, 1998


   s/Dennis W. Sheehan

   Dennis W Sheehan
   Assistant Treasurer
   March 31, 1998



   s/Davee Olson

   Davee L. Olson
   Chief Financial Officer
   March 31, 1998



   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 31st day of March, 1998.

   RESIDENTIAL ASSET SECURITIES CORPORATION


   BY:

   William B. Acheson
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   William B. Acheson
   President
   March 31, 1998




   Dennis W Sheehan
   Assistant Treasurer,
   March 31, 1998



   Davee L. Olson
   Chief Financial Officer
   March 31, 1998

                                                                 EXHIBIT 1

                     OFFICERS' ANNUAL COMPLIANCE CERTIFICATE



     The undersigned, Managing Director and Director, respectively, of Residential Funding Corporation (the "Master Servicer"), pursuant to the various Pooling and Servicing Agreements (the "Agreements") under which RFC acts as Master Servicer or Manager, which agreements require an annual statement of compliance to be made to the Certificate holders by officers of the Master Servicer, hereby certify that:


     (i) a review of the activities of the Master Servicer during the preceding calendar year and of performance under the Agreements has been made under the undersigned officers' supervision;

     (ii) to the best of the undersigned officers' knowledge, based on such review, the Master Servicer has fulfilled its obligations in all material respects throughout such year;

    (iii) to the best of each undersigned officers' knowledge, based on such review, each Subservicer and Servicer has fulfilled its obligations under its servicing agreement in all material respects; and

     (iv) the Company has fully complied with the provisions of Article II of the Pooling and Servicing Agreement.


Dated:  March 31, 1998




    s/ Linda C. Simmons                              s/ Karen Gill
       Linda C. Simmons                                 Karen Gill
       Managing Director                                Director



                                                                      EXHIBIT 2
Residential Funding Corporation

Uniform Single Attestation
Program for Mortgage Bankers
December 31, 1997



                        REPORT OF INDEPENDENT ACCOUNTANTS



January 20, 1998


To the Board of Directors and Stockholder of Residential Funding Corporation

We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with their minimum servicing standards in their role as Master Servicer as of and for the year ended December 31, 1997 included in the accompanying management assertion. Such assertions were examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 1. Our testing procedures were applied only to the series of certif icates serviced on or before September 30, 1997. Direct servicing functions are performed by various subservicers. Management is responsible for the Company's compliance with their minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with their minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination proc edures were performed on a specific loan or series of certificates as listed in the attached
Exhibit 1. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with their minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1997 is fairly stated, in all material respects, except for the instances of noncompliance described in the attached management assertion.



RESIDENTIAL FUNDING CORPORATION
Serviced Series with Initial Cutoff Date Prior to September 30, 1997
December 31, 1997                                         Exhibit 1
--------------------------------------------------------------------------------

1986 Series
1986 NY Series A 1986-12 1986-15 1986-PC-10R  1986-PC-7R  1986-PC-8R
1986-PC-9R(A) 1986-PC-9R(C) 1986-U2 1986-U5

1987 Series
 1987-1 1987-3 1987-4 1987-6 1987-PC-1  1987-PC-2 1987-PC-3 1987-PC-4
1987-S1  1987-S2  1987-S3  1987-S4  1987-S5  1987-S7  1987-S8  1987-S9  1987-SA1
1987-U10 1987-U11-A  1987-U12-B 1987-U13-A 1987-U13-B 1987-U15 1987-U16 1987-U17
1987-U18 1987-U19 1987-U4 1987-U5 1987-U7 1987 Series (cont.) 1987-U9 1987-WH1-A
1987-WH1-B 1987-WHI-C

1988 Series
 1988 NY Series A 1988-3A 1988-3B 1988-3C  1988-4B  1988-SW1  1988-U1
1988-U10 1988-U2 1988-U3 1988-U4 1988-U5 1988-U8 1988-U9

1989 Series
1989-2 1989-3 1989-3A 1989-3B 1989-3C 1989-4 1989-4A 1989-4B 1989-4C
1989-4D  1989-4E  1989-5A 1989-5B 1989-7 1989-S1 1989-S2 1989-S3 1989-S4 1989-S5
1989-S6 1989 Series (cont.) 1989-SW1A  1989-SW1A  1989-SW1B  1989-SW1B  1989-SW2
1989-U1 1989-WH1

1990 Series
 1990-2  1990-3A  1990-3B  1990-3C  1990-5  1990-6  1990-8  1990-MS1A
1990-MS1B  1990-MS1C  1990-MS1D  1990-MS1E  1990-NY A 1990-PC1 1990-PC2 1990-PC3
1990-PC4  1990-PC5   1990-PC6  1990-PC7  1990-R16  1990-S1  1990-S14   1990-SW1A
1990-SW1B 1990-SW1C 1990-SW2A 1990-SW2B 1990-SW3 1990-WH1 1990-WH-2


1991  Series
  1991-20  1991-21A   1991-21B  1991-21C  1991-25A  1991-25B  1991-4
1991-MS1A  1991-MS1B  1991-MS1C 1991-MS2 1991-MS3A  1991-MS3B 1991-MS3C 1991-R13
1991-R14 1991-R9 1991-S11 1991-S30 1991-SW-1A  1991-SW-1B  1991-SW-1C  1991-SW5A
1991-SW5B 1991-WH4A 1991-WH4B

1992  Series
 1992-13  1992-17A  1992-17B  1992-17C  1992-S1  1992-S10  1992-S11
1992-S12  1992-S14  1992-S15  1992-S16  1992-S18  1992-S19  1992-S2  1992 Series
(cont.) 1992-S20  1992-S21 1992-S22 1992-S23 1992-S24 1992-S25 1992-S26 1992-S27
1992-S28  1992-S29 1992-S3 1992-S30 1992-S31 1992-S32 1992-S33 1992-S34 1992-S35
1992-S36  1992-S37 1992-S38 1992-S39 1992-S4 1992-S40 1992-S41 1992-S42 1992-S43
1992-S44 1992-S5 1992-S6 1992-S7 1992-S8 1992-S9 1992-SW12  1992-SW1A  1992-SW1B
1992-SW1C  1992-SW3  1992-SW4  1992-SW5  1992-SW6  1992-SW7 1992-U10 1992 Series
(cont.) 1992-U11 1992-U2 1992-WH8

1993 Series
1993-1 1993-19 1993-PC11A 1993-PC11B 1993-PC11C 1993-PC12 1993-PC12A
1993-PC3 1993-PC6 1993-PC7 1993-PC9A  1993-PC9B  1993-PC9C  1993-PC9D  1993-PC9F
1993-PC9G  1993-PC9H  1993-PC9I  1993-PC9J  1993-S1 1993-S10  1993-S11  1993-S12
1993-S13  1993-S14 1993-S15 1993-S16 1993-S17 1993-S18 1993-S2 1993-S20 1993-S21
1993-S22  1993-S23  1993-S24  1993-S25  1993-S26  1993 Series  (cont.)  1993-S27
1993-S28  1993-S29 1993-S3 1993-S30 1993-S31 1993-S32 1993-S33 1993-S34 1993-S35
1993-S36  1993-S37 1993-S38 1993-S39 1993-S4 1993-S40 1993-S41 1993-S42 1993-S43
1993-S44  1993-S45  1993-S46  1993-S47 1993-S48 1993-S49 1993-S5 1993-S6 1993-S7
1993-S8 1993-S9 1993-WH1 1993-WH10 1993-WH13 1993-WH13A 1993-WH14  1993-WH14A-94
1993-WH15A  1993-WH15B 1993-WH15C  1993-WH15D  1993-WH15E-94  1993-WH15F-94 1993
Series   (cont.)   1993-WH15G-94   1993-WH15H-94   1993-WH15I-94   1993-WH15J-94
1993-WH15K-94 1993-WH2 1993-WH4A 1993-WH4B 1993-WH4C 1993-WH8

1994 Series
1994-S1 1994-S10 1994-S11 1994-S12 1994-S13 1994-S14 1994-S15
1994-S16 group I 1994-S16 group II 1994-S16 group III 1994-S17 1994-S18 1994-S19
1994-S2  1994-S20  1994-S3 1994-S5  1994-S6  1994-S7  1994-S8  1994-S9  1994-WH1
1994-WH10   1994-WH11A   1994-WH11B  1994-WH12  1994-WH14  1994-WH15  1994-WH16A
1994-WH16B  1994  Series  (cont.)  1994-WH16C   1994-WH16D  1994-WH17  1994-WH18
1994-WH2 1994-WH20 1994-WH21A  1994-WH21B 1994-WH22 1994-WH23 1994-WH3 1994-WH4A
1994-WH4B 1994-WH4C 1994-WH4D 1994-WH4E 1994-WH4F 1994-WH5 1994-WH8 1994-WH9

1995 Series
 1995-1 1995-HWH1  1995-HWH2  1995-HWH3  1995-HWH4  1995-HWH5 1995-K1
1995-KS1  1995-KS2  1995-KS3 group I 1995-KS3 group II 1995-KS4 1995-Q1 1995-QS1
1995-S1  1995-S10  1995-S11  1995-S12  1995-S13  1995-S14  1995  Series  (cont.)
1995-S15  1995-S16  1995-S17  1995-S18 1995-S19 1995-S2 1995-S21 1995-S3 1995-S4
1995-S6 1995-S7 1995-S8 1995-S9 1995-WH1 1995-WH10 1995-WH11 1995-WH12 1995-WH13
1995-WH14  1995-WH15  1995-WH16 1995-WH17 1995-WH18 1995-WH19 1995-WH2 1995-WH20
1995-WH21  1995-WH22A  1995-WH22B  1995-WH23 1995-WH3 1995-WH4 1995-WH5 1995-WH7
1995-WH8 1995-WH9

1996 Series
 1996-HS1  1996-HS2  1996-HS3  1996-KS1 1996 Series (cont.)  1996-KS2
1996-KS3  1996-KS4group  I 1996-KS4group  II 1996-KS5  1996-QS1 group I 1996-QS1 group II 1996-QS2 1996-QS3 group I 1996-QS3 group II 1996-QS4 group I 1996-QS4 group II 1996-QS5group I 1996-QS5group II 1996-QS6 1996-QS7 group I 1996-QS7-group II 1996-QS8 1996-RHS4 1996-S1 1996-S10 1996-S11 1996-S12 1996-S13
1996-S14  1996-S15 1996-S16 1996-S17 1996-S18 1996-S19 1996-S2 1996-S20 1996-S21
1996-S22 1996-S23 1996-S24 1996-S25 1996-S3 1996-S4 1996-S5 1996-S6 1996-S7 1996
Series (cont.) 1996-S8 1996-S9 1996-SW1 1996-SWC-E 1996-WH10 1996-WH11 1996-WH12
1996-WH14  1996-WH15A   1996-WH15B   1996-WH15C  1996-WH16  1996-WH17  1996-WH18
1996-WH18  1996-WH19  1996-WH1A  1996-WH1B  1996-WH2 1996-WH3 1996-WH4 1996-WH4B
1996-WH4C  1996-WH4D  1996-WH4E  1996-WH4F  1996-WH4G group I 1996-WH4G group II
1996-WH4H group I 1996-WH4H group II 1996-WH4I group I 1996-WH4I group II 1996-WH4J group I 1996-WH4J group II 1996-WH5 1996-WH6 1996-WH7 1996-WH9

1997 Series
1997-GMACM4 1997-HI1 1997 Series (cont.) 1997-HI3 1997-HS2 1997-HS5 1997-HWH1
1997-KS1 group I 1997-KS1 group II 1997-KS2 group I 1997-KS2 group II 1997-KS3 group I 1997-KS3 group IIa 1997-KS3 group IIb 1997-KS4 group I 1997-KS4 group II 1997-NPC1 1997-NWH1 1997-NWH2 1997-NWH3 1997-NWH4 1997-NWH5 1997-NWH6 1997-NWH7
1997-NWH8 1997-QPCR1 group I 1997-QPCR1 group II 1997-QPCR2 group I 1997-QPCR2 group II 1997-QPCR2 group III 1997-QPCR3 1997-QS1 1997-QS10 1997-QS11 1997-QS12
1997-QS2   1997-QS3   1997-QS4  1997-QS5  1997-QS6  1997-QS7  1997-QS8  1997-QS9
1997-QWH1  1997-S1  1997 Series  (cont.)  1997-S10  1997-S11  1997-S12  1997-S13
1997-S14  1997-S15  1997-S16  1997-S17  1997-S18 1997-S2 1997-S3 1997-S4 1997-S5
1997-S6 1997-S7 1997-S8 1997-S9 1997-WH10  1997-WH11  1997-WH12gr1  1997-WH12gr2
1997-WH13  1997-WH15  1997-WH1A  1997-WH1B  group I 1997-WH1B group II 1997-WH1C group I 1997-WH1D group I 1997-WH1D group II 1997-WH1E group I 1997-WH1E group II 1997-WH1F group I 1997-WH1F group III 1997-WH1G group I 1997-WH1G group III 1997-WH1I group I 1997-WH1I group II 1997-WH1I group III 1997-WH1J group I
1997-WH1J group II 1997-WH1J group III 1997-WH1K group I 1997 Series (cont.) 1997-WH1K group II 1997-WH3 1997-WH4 1997-WH5 1997-WH6 1997-WH7 1997-WH8 group I
1997-WH8 group II 1997-WH9 1997-WH1F group II 1997-WH1G group II 1997-WH1H group I 1997-WH1H group II 1997-WH1H group III


RESIDENTIAL FUNDING CORPORATION
Serviced Series with Initial Cutoff Date Prior to September 30, 1997
December 31, 1997                                                  Exhibit II
------------------------------------------------------------------------------

Loans Serviced for Others:


        Citizens Thrift & Loan Association
                Pool 5001

        Liberty Lending Services, Inc.
                Pool 5900

        Metropolitan Bank
                Pool 5901

        Owensboro National Bank
                Pool 5002

        Salomon Brothers Realty
                Pool 5005

        Argo Federal Savings Bank
                Pools 5000 and 5004








January 20, 1998


Price Waterhouse LLP
3100 Multifoods Tower
33 South Sixth Street
Minneapolis, MN  55402

As of and for the year ended December 31, 1997,  Residential Funding Corporation
(RFC) has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements, except for where indicated in Section I.A. - Custodial Bank
Accounts and Section V.A. - Mortgagor Loan Accounting. Direct servicing functions are performed by various subservicers.

Our minimum standards are:

I.      CUSTODIAL BANK ACCOUNTS

        A.  Reconciliations  shall  be  prepared  on a  monthly  basis  for  all
custodial   bank   accounts   and  related   bank   clearing   accounts.   These
reconciliations shall:

     1)   Be mathematically accurate.

     2)   Be prepared within thirty (30) calendar days after the cutoff date.

     3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanation for reconciling items.

     4) These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

During 1997, certain custodial bank account reconciliations were not accurately completed within the 30 day standard and reconciling items were not resolved within 90 days of their identification. Procedures have been strengthened to ensure compliance with the minimum standards. As of the date of this letter, RFC was back in compliance with these standards.

     B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificateholders as prescribed by applicable pooling and servicing agreements.

     C. Funds shall be advanced by the master servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedules of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.


II.     SUBSERVICER REMITTANCES

     A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

     B.  Remittances  from  subservicers   shall  be  reconciled  to  applicable
mortgagor records during the appropriate accounting cycle.

     C.  Reconciliations   shall  be  performed  monthly  for  each  subservicer
remittance. These reconciliations shall:

     1)   Be mathematically accurate.

     2)   Be prepared within thirty (30) days after the cutoff date.


III.    DISBURSEMENTS

     A. Disbursements to investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

     B. Amounts remitted to investors per our investor reports shall agree with the custodial bank statements.

     C. Only permitted withdrawals per the applicable pooling and servicing agreements shall be made from the custodial accounts for certificateholders.

     D. Disbursements of investor funds from custodial accounts via wire transfer shall be made only by authorized personnel.


IV.     INVESTOR ACCOUNTING AND REPORTING

        Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.





V.      MORTGAGOR LOAN ACCOUNTTNG

     A. Uniform Single Attestation Program reports from subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

During 1997, the Uniform Single Attestation Program reports from RFC's subservicers were not consistently received or reviewed by the servicing group. However, reports from the larger subservicers were requested, received and reviewed separately by RFC's Quality and Audit group in conjunction with their review of the servicing group. Procedures have been strengthened to ensure compliance with the minimum standards on a prospective basis.

     B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.


VI.     DELINQUENCIES

Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the subservicers.


VII.    INSURANCE POLICIES

        As of and for this same period, RFC had in effect a fidelity bond and errors and omissions policy in the amount of $150,000,000 and $60,000,000, respectively.




-----------------------------------
Bruce Paradis
Managing Director/President


-----------------------------------
Davee Olson
Managing Director/Chief Financial Officer


-----------------------------------
Linda Simmons
Managing Director







RESIDENTIAL FUNDING CORPORATION
Serviced Series with Initial Cutoff Date Prior to September 30, 1997
December 31, 1997                                         Exhibit 1
--------------------------------------------------------------------------------

1986 Series
1986 NY Series A 1986-12 1986-15 1986-PC-10R  1986-PC-7R  1986-PC-8R
1986-PC-9R(A) 1986-PC-9R(C) 1986-U2 1986-U5

1987 Series
 1987-1 1987-3 1987-4 1987-6 1987-PC-1  1987-PC-2 1987-PC-3 1987-PC-4
1987-S1  1987-S2  1987-S3  1987-S4  1987-S5  1987-S7  1987-S8  1987-S9  1987-SA1
1987-U10 1987-U11-A  1987-U12-B 1987-U13-A 1987-U13-B 1987-U15 1987-U16 1987-U17
1987-U18 1987-U19 1987-U4 1987-U5 1987-U7 1987 Series (cont.) 1987-U9 1987-WH1-A
1987-WH1-B 1987-WHI-C

1988 Series
 1988 NY Series A 1988-3A 1988-3B 1988-3C  1988-4B  1988-SW1  1988-U1
1988-U10 1988-U2 1988-U3 1988-U4 1988-U5 1988-U8 1988-U9

1989 Series
1989-2 1989-3 1989-3A 1989-3B 1989-3C 1989-4 1989-4A 1989-4B 1989-4C
1989-4D  1989-4E  1989-5A 1989-5B 1989-7 1989-S1 1989-S2 1989-S3 1989-S4 1989-S5
1989-S6 1989 Series (cont.) 1989-SW1A  1989-SW1A  1989-SW1B  1989-SW1B  1989-SW2
1989-U1 1989-WH1

1990 Series
 1990-2  1990-3A  1990-3B  1990-3C  1990-5  1990-6  1990-8  1990-MS1A
1990-MS1B  1990-MS1C  1990-MS1D  1990-MS1E  1990-NY A 1990-PC1 1990-PC2 1990-PC3
1990-PC4  1990-PC5   1990-PC6  1990-PC7  1990-R16  1990-S1  1990-S14   1990-SW1A
1990-SW1B 1990-SW1C 1990-SW2A 1990-SW2B 1990-SW3 1990-WH1 1990-WH-2


1991  Series
  1991-20  1991-21A   1991-21B  1991-21C  1991-25A  1991-25B  1991-4
1991-MS1A  1991-MS1B  1991-MS1C 1991-MS2 1991-MS3A  1991-MS3B 1991-MS3C 1991-R13
1991-R14 1991-R9 1991-S11 1991-S30 1991-SW-1A  1991-SW-1B  1991-SW-1C  1991-SW5A
1991-SW5B 1991-WH4A 1991-WH4B

1992  Series
 1992-13  1992-17A  1992-17B  1992-17C  1992-S1  1992-S10  1992-S11
1992-S12  1992-S14  1992-S15  1992-S16  1992-S18  1992-S19  1992-S2  1992 Series
(cont.) 1992-S20  1992-S21 1992-S22 1992-S23 1992-S24 1992-S25 1992-S26 1992-S27
1992-S28  1992-S29 1992-S3 1992-S30 1992-S31 1992-S32 1992-S33 1992-S34 1992-S35
1992-S36  1992-S37 1992-S38 1992-S39 1992-S4 1992-S40 1992-S41 1992-S42 1992-S43
1992-S44 1992-S5 1992-S6 1992-S7 1992-S8 1992-S9 1992-SW12  1992-SW1A  1992-SW1B
1992-SW1C  1992-SW3  1992-SW4  1992-SW5  1992-SW6  1992-SW7 1992-U10 1992 Series
(cont.) 1992-U11 1992-U2 1992-WH8

1993 Series
1993-1 1993-19 1993-PC11A 1993-PC11B 1993-PC11C 1993-PC12 1993-PC12A
1993-PC3 1993-PC6 1993-PC7 1993-PC9A  1993-PC9B  1993-PC9C  1993-PC9D  1993-PC9F
1993-PC9G  1993-PC9H  1993-PC9I  1993-PC9J  1993-S1 1993-S10  1993-S11  1993-S12
1993-S13  1993-S14 1993-S15 1993-S16 1993-S17 1993-S18 1993-S2 1993-S20 1993-S21
1993-S22  1993-S23  1993-S24  1993-S25  1993-S26  1993 Series  (cont.)  1993-S27
1993-S28  1993-S29 1993-S3 1993-S30 1993-S31 1993-S32 1993-S33 1993-S34 1993-S35
1993-S36  1993-S37 1993-S38 1993-S39 1993-S4 1993-S40 1993-S41 1993-S42 1993-S43
1993-S44  1993-S45  1993-S46  1993-S47 1993-S48 1993-S49 1993-S5 1993-S6 1993-S7
1993-S8 1993-S9 1993-WH1 1993-WH10 1993-WH13 1993-WH13A 1993-WH14  1993-WH14A-94
1993-WH15A  1993-WH15B 1993-WH15C  1993-WH15D  1993-WH15E-94  1993-WH15F-94 1993
Series   (cont.)   1993-WH15G-94   1993-WH15H-94   1993-WH15I-94   1993-WH15J-94
1993-WH15K-94 1993-WH2 1993-WH4A 1993-WH4B 1993-WH4C 1993-WH8

1994 Series
1994-S1 1994-S10 1994-S11 1994-S12 1994-S13 1994-S14 1994-S15
1994-S16 group I 1994-S16 group II 1994-S16 group III 1994-S17 1994-S18 1994-S19
1994-S2  1994-S20  1994-S3 1994-S5  1994-S6  1994-S7  1994-S8  1994-S9  1994-WH1
1994-WH10   1994-WH11A   1994-WH11B  1994-WH12  1994-WH14  1994-WH15  1994-WH16A
1994-WH16B  1994  Series  (cont.)  1994-WH16C   1994-WH16D  1994-WH17  1994-WH18
1994-WH2 1994-WH20 1994-WH21A  1994-WH21B 1994-WH22 1994-WH23 1994-WH3 1994-WH4A
1994-WH4B 1994-WH4C 1994-WH4D 1994-WH4E 1994-WH4F 1994-WH5 1994-WH8 1994-WH9

1995 Series
 1995-1 1995-HWH1  1995-HWH2  1995-HWH3  1995-HWH4  1995-HWH5 1995-K1
1995-KS1  1995-KS2  1995-KS3 group I 1995-KS3 group II 1995-KS4 1995-Q1 1995-QS1
1995-S1  1995-S10  1995-S11  1995-S12  1995-S13  1995-S14  1995  Series  (cont.)
1995-S15  1995-S16  1995-S17  1995-S18 1995-S19 1995-S2 1995-S21 1995-S3 1995-S4
1995-S6 1995-S7 1995-S8 1995-S9 1995-WH1 1995-WH10 1995-WH11 1995-WH12 1995-WH13
1995-WH14  1995-WH15  1995-WH16 1995-WH17 1995-WH18 1995-WH19 1995-WH2 1995-WH20
1995-WH21  1995-WH22A  1995-WH22B  1995-WH23 1995-WH3 1995-WH4 1995-WH5 1995-WH7
1995-WH8 1995-WH9

1996 Series
 1996-HS1  1996-HS2  1996-HS3  1996-KS1 1996 Series (cont.)  1996-KS2
1996-KS3  1996-KS4group  I 1996-KS4group  II 1996-KS5  1996-QS1 group I 1996-QS1 group II 1996-QS2 1996-QS3 group I 1996-QS3 group II 1996-QS4 group I 1996-QS4 group II 1996-QS5group I 1996-QS5group II 1996-QS6 1996-QS7 group I 1996-QS7-group II 1996-QS8 1996-RHS4 1996-S1 1996-S10 1996-S11 1996-S12 1996-S13
1996-S14  1996-S15 1996-S16 1996-S17 1996-S18 1996-S19 1996-S2 1996-S20 1996-S21
1996-S22 1996-S23 1996-S24 1996-S25 1996-S3 1996-S4 1996-S5 1996-S6 1996-S7 1996
Series (cont.) 1996-S8 1996-S9 1996-SW1 1996-SWC-E 1996-WH10 1996-WH11 1996-WH12
1996-WH14  1996-WH15A   1996-WH15B   1996-WH15C  1996-WH16  1996-WH17  1996-WH18
1996-WH18  1996-WH19  1996-WH1A  1996-WH1B  1996-WH2 1996-WH3 1996-WH4 1996-WH4B
1996-WH4C  1996-WH4D  1996-WH4E  1996-WH4F  1996-WH4G group I 1996-WH4G group II
1996-WH4H group I 1996-WH4H group II 1996-WH4I group I 1996-WH4I group II 1996-WH4J group I 1996-WH4J group II 1996-WH5 1996-WH6 1996-WH7 1996-WH9

1997 Series
1997-GMACM4 1997-HI1 1997 Series (cont.) 1997-HI3 1997-HS2 1997-HS5 1997-HWH1
1997-KS1 group I 1997-KS1 group II 1997-KS2 group I 1997-KS2 group II 1997-KS3 group I 1997-KS3 group IIa 1997-KS3 group IIb 1997-KS4 group I 1997-KS4 group II 1997-NPC1 1997-NWH1 1997-NWH2 1997-NWH3 1997-NWH4 1997-NWH5 1997-NWH6 1997-NWH7
1997-NWH8 1997-QPCR1 group I 1997-QPCR1 group II 1997-QPCR2 group I 1997-QPCR2 group II 1997-QPCR2 group III 1997-QPCR3 1997-QS1 1997-QS10 1997-QS11 1997-QS12
1997-QS2   1997-QS3   1997-QS4  1997-QS5  1997-QS6  1997-QS7  1997-QS8  1997-QS9
1997-QWH1  1997-S1  1997 Series  (cont.)  1997-S10  1997-S11  1997-S12  1997-S13
1997-S14  1997-S15  1997-S16  1997-S17  1997-S18 1997-S2 1997-S3 1997-S4 1997-S5
1997-S6 1997-S7 1997-S8 1997-S9 1997-WH10  1997-WH11  1997-WH12gr1  1997-WH12gr2
1997-WH13  1997-WH15  1997-WH1A  1997-WH1B  group I 1997-WH1B group II 1997-WH1C group I 1997-WH1D group I 1997-WH1D group II 1997-WH1E group I 1997-WH1E group II 1997-WH1F group I 1997-WH1F group III 1997-WH1G group I 1997-WH1G group III 1997-WH1I group I 1997-WH1I group II 1997-WH1I group III 1997-WH1J group I
1997-WH1J group II 1997-WH1J group III 1997-WH1K group I 1997 Series (cont.) 1997-WH1K group II 1997-WH3 1997-WH4 1997-WH5 1997-WH6 1997-WH7 1997-WH8 group I
1997-WH8 group II 1997-WH9 1997-WH1F group II 1997-WH1G group II 1997-WH1H group I 1997-WH1H group II 1997-WH1H group III


RESIDENTIAL FUNDING CORPORATION
Serviced Series with Initial Cutoff Date Prior to September 30, 1997
December 31, 1997                                                  Exhibit II
------------------------------------------------------------------------------

Loans Serviced for Others:


        Citizens Thrift & Loan Association
                Pool 5001

        Liberty Lending Services, Inc.
                Pool 5900

        Metropolitan Bank
                Pool 5901

        Owensboro National Bank
                Pool 5002

        Salomon Brothers Realty
                Pool 5005

        Argo Federal Savings Bank
                Pools 5000 and 5004





                                                                      EXHIBIT 3
RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.                       Page   1
FORM 10-K
PART II, Item 5(b)
EXHIBIT #3 Properties.                                                03/03/98

Mortgage Pool                      Number of Holders of Record

1995-K1                                       10

1995-KS1                                       3

1995-KS2                                       3

1995-KS3                                       9

1995-KS4                                       3

1996-KS1                                       3

1996-KS2                                      10

1996-KS3                                       3

1996-KS4                                       8

1996-KS5                                       3

1997-KS1                                       7

1997-KS2                                       7

1997-KS3                                      20



                                                                      EXHIBIT 4
RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.                       Page   1
PART III, ITEM 12 (a)                                                 03/03/98

Series
Class         Holder Name and Address                     Face Amount   Percent

1995-K1       HARE & CO                                 79,000,000.00   65.6782
A             C/O THE BANK OF NEW YORK
              ATTN: PRINCIPAL & INTEREST DEPT.
              P.O. BOX 19266
              NEWARK, NJ  07195


1995-K1       SIGLER & CO                               11,514,178.32    9.5725
A             C/O CHEMICAL BANK
              DEPT #3492
              P O BOX 50000
              NEWARK NJ  07101-8006


1995-K1       AUER & CO                                 10,000,000.00    8.3137
I             C/O BANKERS TRUST COMPANY
              ATTN: PRIVATE PLACEMENT UNIT
              P.O. BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1995-K1       AUER & CO                                 10,000,000.00    8.3137
S             C/O BANKERS TRUST COMPANY
              ATTN: PRIVATE PLACEMENT UNIT
              P.O. BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1995-KS1      CEDE & CO                                 94,350,062.00   90.4169
A             C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1995-KS1      AUER & CO                                  9,999,000.00    9.5822
R             C/O BANKERS TRUST COMPANY
              ATTN: PRIVATE PLACEMENT UNIT
              PO BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1995-KS2      CEDE & CO                                105,461,520.00   91.3391
A             C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1995-KS2      AUER & CO                                  9,999,000.00    8.6600
R             C/O BANKERS TRUST COMPANY
              ATTN: PRIVATE PLACEMENT UNIT
              PO BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1995-KS3      CEDE & CO                                 41,561,444.00   35.0442
A-II          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-KS3      CEDE & CO                                 26,280,000.00   22.1590
A2-I          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-KS3      CEDE & CO                                 19,819,000.00   16.7112
A3-I          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-KS3      CEDE & CO                                 16,482,000.00   13.8975
A4-I          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-KS3      CEDE & CO                                 11,122,743.00    9.3786
A5-I          C/O THE DEPOSITORY TRUST COMPANY
              P. O. BOX 20
              BOWLING GREEN STATION
              NEW YORK NY  10274


1995-KS4      CEDE & CO                                 98,996,689.00   95.5000
A             C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-KS1      CEDE & CO                                 77,178,720.00   88.5293
A             C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-KS1      AUER & CO                                  9,999,000.00   11.4695
R             C/O BANKERS TRUST COMPANY
              ATTN: PRIVATE PLACEMENT UNIT
              PO BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1996-KS2      CEDE & CO                                 41,000,000.00   40.8112
A-1           C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-KS2      CEDE & CO                                 28,000,000.00   27.8710
A-2           C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-KS2      CEDE & CO                                 12,000,000.00   11.9447
A-3           C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-KS2      CEDE & CO                                 14,086,733.00   14.0219
A-4           C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-KS3      CEDE & CO                                143,731,008.00   99.9993
A             C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-KS4      CEDE & CO                                 33,524,000.00   10.5441
A-I-1         C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-KS4      CEDE & CO                                 35,203,000.00   11.0721
A-I-2         C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-KS4      CEDE & CO                                223,019,000.00   70.1445
A-II          C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1996-KS5      CEDE & CO                                200,011,758.00   99.5025
A             C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1997-KS1      CEDE & CO                                 52,000,000.00   18.9365
A-I-1         C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1997-KS1      CEDE & CO                                 32,000,000.00   11.6532
A-I-2         C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1997-KS1      CEDE & CO                                 16,000,000.00    5.8266
A-I-3         C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1997-KS1      CEDE & CO                                 21,743,601.00    7.9182
A-I-4         C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1997-KS1      CEDE & CO                                151,859,043.00   55.3014
A-II          C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1997-KS2      CEDE & CO                                250,104,875.00   34.0957
A-1           C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1997-KS2      CEDE & CO                                115,163,718.00   15.6998
A-II          C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1997-KS2      AUER & CO                                250,104,875.22   34.0957
SB-I          C/O BANKERS TRUST COMPANY
              ATTN: PRIVATE PLACEMENT UNIT
              P.O. BOX 998
              BOWLING GREEN STATION
              NEW YORK, NY  10274

1997-KS2      MORTGAGE SERVICING ACQUISITION           115,163,718.37   15.6998
SB-II         CORPORATION D/B/A NATIONAL MORTGAGE
              CORPORATION
              1646 NORTH CALIFORNIA BLVD
              SUITE 400
              WALNUT CREEK, CA  94596

1997-KS3      CEDE & CO                                 74,500,000.00   16.4443
A-I-1         C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1997-KS3      CEDE & CO                                 32,800,000.00    7.2399
A-I-3         C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1997-KS3      CEDE & CO                                159,111,000.00   35.1203
A-II-1        C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041



1997-KS3      CEDE & CO                                 60,012,000.00   13.2464
A-II-2        C/O THE DEPOSITORY TRUST COMPANY
              55 WATER STREET
              NEW YORK, NY  10041