Form 10-K
RESIDENTIAL ASSET SECURITIES CORP
filed 2002-04-01
CIK 932858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2001

                        Commission file number 333-52088

                    RESIDENTIAL ASSET SECURITIES CORPORATION

                        State of Incorporation: Delaware
                I.R.S. Employer Identification Number: 51-0362653

                      8400 Normandale Lake Blvd., Suite 600
                          Minneapolis, Minnesota 55437
                            Telephone (952) 857-7000

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

RESIDENTIAL ACCREDIT LOANS, INC.

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

Item 2.        Properties

        Pursuant to the Exemptive Order the Master Servicer's Annual Statement as to Compliance, dated March 29, 2002 are filed as Exhibit 1 under Item 14 (a) hereof.

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

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

       (a) There is no established public trading market for the Certificates.
       (b) At December 31, 2001, the number of holders or record of each outstanding series of Certificates is listed in Exhibit 3 under
               Item 14 (a) hereof.
       (c)     Not applicable.

Item 6.        Selected Financial Data

        Information not provided pursuant to Exemptive Order.

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to Exemptive Order.

Item 8.        Financial Statements & Supplementary Financial Data

        See the Master Servicer's Annual Statement of Compliance that is filed as Exhibit 1 under Item 14 (a) hereof; see also report dated March 1, 2002 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as
        Exhibit 2 under Item 14 (a) hereof.

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

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management

        (a) Each holder of record of more than five percent (5%) of the fractional undivided interest in a Mortgage Pool evidenced by a series of Certificates, outstanding at December 31, 2001 is listed in Exhibit 4 under Item 14 (a) hereof.
        (b)     Not applicable.
        (c)     Not applicable.

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



          Audited financial statements for the year ended December 31, 2001 for Ambac Financial Group, Inc.*

          Audited financial statements for the year ended December 31, 2001 for Municipal Bond Investors Assurance Corporation. **

          Audited financial statements for the year ended December 31, 2001 for Financial Security Assurance Inc.***

          Audited financial statements for the year ended December 31, 2001 for Financial Guaranty Insurance Corporation.****

(b)  See Item 2.
(c)  Not Applicable
(d) Not Applicable. No annual report or proxy material has been sent to security holders.

__________________

* Incorporated by reference to the audited financial statements of Ambac Financial Group, Inc. filed with the Securities and Exchange Commission on March 26, 2002 as part of its Annual Report on Form 10-K (Commission File #1-10777) for the twelve-month period ended December 31, 2001.

** Incorporated by reference to the audited financial statements of Municipal Bond Investors Assurance Corporation, Inc. filed with the
        Securities  and  Exchange  Commission  on March  29,2002  as part of its
        Annual Report on Form 10-K (Commission File #1-9583) for the twelve-month period ended December 31, 2001.

*** Incorporated by reference to the audited financial statements of FSA Capital Inc. filed with the Securities and Exchange Commission on March 28, 2002 as part of the Annual Report on Form 10-K of Financial Security Assurance Holdings Ltd. (Commission File #1-12644) to the twelve-month period ended December 31, 2001.

**** Incorporated by reference to the audited financial statements of Financial Guaranty Insurance Corporation filed with the Securities and Exchange Commission on March 21, 2002 on Form 8-K of Residential Asset Securities Corporation . As part of Accountant's Consent Form to the twelve-month period ending December 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 29th day of March, 2002.



By: /s/  Bruce J.  Paradis
    Bruce J. Paradis
    President


RESIDENTIAL ASSET SECURITIES CORPORATION


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: /s/ Bruce J. Paradis
     Bruce J. Paradis
      President
      March 29,2002




By: /s/ David C. Walker
     David C. Walker
     Assistant Treasurer
      March 29,2002





By: /s/ Davee L. Olson
     Davee L. Olson
     Chief Financial Officer
      March 29,2002

                                    EXHIBIT 1

                 2001 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE

        Pursuant to the governing documents including but not limited to various Pooling and Servicing Agreements and Sales and Servicing Agreement ("the Agreements"), where Residential Funding Corporation ("the Master Servicer") has been appointed Master Servicer, an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Director of Residential Funding Corporation, hereby certifies that:

        (i) a review of the activities of the Master Servicer during the preceding calendar year has been conducted, and the performance of duties outlined in the Agreements has been made uner the undersigned officers' supervision;

        (ii) to the best of the undersigned officers' knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage
               Bankers, and has fulfilled off of its material obligations relating to the Agreements in all material respects throughout such year;

        (iii) to the best of the undersigned officers' knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year;


Dated: March  29, 2002



/s/Robert L. Appel
Robert L. Appel
Director,  Master Servicing

                                   EXHIBIT 2

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Residential Funding Corporation


We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2001, included in the accompanying management assertion. Such assertions were examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 1. Our testing procedures were applied only to the series of certificates serviced on or before August 31, 2001. Direct servicing functions are performed by various subservicers. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific loans of series of certificates as listed in the attached Exhibit 1. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.



/s/PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 1, 2002

                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                      WITH USAP MINIMUM SERVICING STANDARDS


March 1, 2002

PricewaterhouseCoopers LLP
650 Third Avenue South
Suite 1300
Minneapolis, MN 55402


As of and for the year ended December 31, 2001, Residential Funding Corporation ("RFC") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various subservicers.

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

     C. Funds shall be advanced by the master servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.


II.     SUBSERVICER REMITTANCES

     A.   Remittances   for  mortgage   payments  and  payoffs   received   from
          subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

     B. Remittances from subservicers shall be reconciled to applicable mortgager records during the appropriate accounting cycle.

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

IV. INVESTOR ACCOUTNING AND REPORTING

    Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.


V.  MORTGAGOR LOAN ACCOUNTING

     A. Uniform Single Attestation Program reports from external subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

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


VII. INSURANCE POLICIES

    As of and for this same period, RFC had in effect a fidelity bond in the amount of $150,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.

/s/Bruce Paradis
Bruce Paradis
President & Managing Director




/s/ Davee Olson
Davee Olson
Chief Financial Officer & Managing Director





/s/Christopher T. Gilson
Christopher T. Gilson
Managing Director

RESIDENTIAL FUNDING CORPORATION
DECEMBER 31, 2001                                                     EXHIBIT 1
________________________________________________________________________________

1986 SERIES

1986-NYCF

1987 SERIES

1987-NYCF
1987-U5
1987-WH-1
1987-WH-2

1988 SERIES

1988-NYCF
1988-SBRC WH-1

1989 SERIES

1989-SW1
1989-WH1

1990 SERIES

1990-NYCF
1990-WH2
1990-CID
1990-CIE
1990-CIG

1991 SERIES

1991-4
1991-3 (SBMS VII)
1991-4 (SBMS VII)
1991-R14

1992 SERIES

1992-2
1992-4
1992-5
1992-D
1992-J1
1992-J9
1992-J10
1992-S2
1992-S6
1992-S9
1992-S11
1992-S16
1992-S18
1992-S20
1992-S22
1992-S24
1992-S27
1992-S30
1992-S31
1992-S32
1992-S33
1992-S34
1992-S35
1992-S36
1992-S37
1992-S38
1992-S39
1992-S41
1992-S43
1992-S44
1992-SW1A-C
1992-WH8

1993 SERIES

1993-1
1993-6
1993-J2
1993-J3
1993-J6
1993-MZ1
1993-MZ2
1993-MZ3
1993-PC6
1993-PC7
1993-PC9D
1993-PC9F
1993-PC9G
1993-PC9J
1993-S2
1993-S3
1993-S6
1993-S7
1993-S9
1993-S10
1993-S11
1993-S12
1993-S13
1993-S14
1993-S15
1993-S16
1993-S17
1993-S18
1993-S20
1993-S21
1993-S22
1993-S23
1993-S24
1993-S25
1993-S26
1993-S27
1993-S28
1993-S29
1993-S30
1993-S31
1993-S32
1993-S33
1993-S34
1993-S35
1993-S36
1993-S37
1993-S38
1993-S39
1993-S40
1993-S41
1993-S42
1993-S43
1993-S44
1993-S45
1993-S47
1993-S48
1993-S49
1993-WH2
1993-WH4
1993-WH8
1993-WH13A
1993-WH15B-D
1993 WH15F
1993WH15H

1994 SERIES

1994-1
1994-MZ1
1994-RS4
1994-S1
1994-S2
1994-S3
1994-S4
1994-S5
1994-S6
1994-S7
1994-S8
1994-S9
1994-S10
1994-S11
1994-S12
1994-S13
1994-S14
1994-S15
1994-S16
1994-S17
1994-S18
1994-S19
1994-S20
1994-WH1
1994-WH2
1994-WH5
1994-WH8
1994-WH10
1994-WH11A-B
1994-WH14
1994-WH15
1994-WH18
1994-WH23
1994-WH4B
1994-WH4C
1994-WH4E
1994-WH4F
1994-WH16B
1994-WH16D
1994-WH21

1995 SERIES

1995-1
1995-2 SBMS
1995-3 SBMS
1995-WH20
1995-HWH1
1995-HWH2
1995-HWH3
1995-HWH4
1995-HWH5
1995-J1
1995-J2
1995-J3
1995-J4
1995-K1
1995-KS3
1995-KS4
1995-Q1
1995-QS1
1995-R5
1995-R20
1995-S1
1995-S2
1995-S3
1995-S4
1995-S6
1995-S7
1995-S8
1995-S9
1995-S10
1995-S11
1995-S12
1995-S13
1995-S14
1995-S15
1995-S16
1995-S17
1995-S18
1995-S19
1995-S21
1995-WH4
1995-WH5
1995-WH8
1995-WH9
1995-WH11
1995-WH12
1995-WH13
1995-WH14
1995-WH15
1995-WH18
1995-WH19
1995-WH22A

1996 SERIES

1996-HS1
1996-HS2
1996-HS3
1996-KS4
1996-QS1
1996-QS3
1996-QS4
1996-QS5
1996-QS7
1996-SWIA
1996-SWIB
1996-SWIC
1996-SWID
1996-SWIE
1996-KS2
1996-QS2
1996-QS6
1996-QS8
1996-RHS4
1996-S1
1996-S2
1996-S3
1996-S4
1996-S5
1996-S6
1996-S7
1996-S8
1996-S9
1996-S10
1996-S11
1996-S13
1996-S14
1996-S15
1996-S16
1996-S17
1996-S18
1996-S19
1996-S20
1996-S21
1996-S22
1996-S23
1996-S24
1996-S25
1996-WH10
1996-WH11
1996-WH12
1996-WH16
1996-WH18 I-II
1996-WH19
1996-WH1A
1996-WH4
1996-WH4C
1996-WH4D
1996-WH4G II
1996-WH4H I-II
1996-WH4I I-II
1996-WH4J I-II
1996-WH5
1996-WH7

1997 SERIES

1997-GMAC M4
1997-HI1
1997-HI3
1997-HS2
1997-HS5
1997-NPC1
1997-NWH2
1997-NWH3
1997-NWH4
1997-NWH5
1997-NWH6
1997-NWH6 B
1997-NWH7
1997-NWH9
1997-KS1
1997-KS2
1997-KS3
1997-KS4
1997-S/2 RESEC
1997-2
1997-NWH1
1997-QPCR1
1997-QPCR3
1997-QS1
1997-QS2
1997-QS3
1997-QS4
1997-QS5
1997-QS6
1997-QS7
1997-QS8
1997-QS9
1997-QS10
1997-QS11
1997-QS12
1997-QS13
1997-QWH1
1997-S1
1997-S2
1997-S3
1997-S4
1997-S5
1997-S6
1997-S7
1997-S8
1997-S9
1997-S10
1997-S11
1997-S12
1997-S13
1997-S14
1997-S15
1997-S16
1997-S17
1997-S18
1997-S19
1997-S20
1997-S21
1997-WH1C
1997-WH1D
1997-WH1F
1997-WH1J
1997-WH1K
1997-WHIL
1997-WH4
1997-WH5
1997-WH7
1997-WH9
1997-WH10
1997-WH11
1997-WH14A-B
1997-WH15
1997-HWH1

1998 SERIES

1998-1
1998-A I-II
1998-B
1998-HI2
1998-HI4
1998-HS1
1998-HS3
1998-HWH1
1998-HWH2
1998-HWH3
1998-HWH4
1998-HWH5
1998-HWH6
1998-HWH7
1998-NS1
1998-NS2
1998-NWH2
1998-NWH3
1998-NWH4
1998-NWH5A
1998-NWH5B
1998-NWH6
1998-NWH8
1998-QS1
1998-QS2
1998-QS5
1998-QS9
1998-QS10
1998-QS11
1998-QS14
1998-QS16
1998-QWH1
1998-QWH2 I-IIII
1998-RS1
1998-S1
1998-S2
1998-S3
1998-S4
1998-S5
1998-S6
1998-S7
1998-S8
1998-S9
1998-S10
1998-S12
1998-S13
1998-S14
1998-S15
1998-S16
1998-S17
1998-S18
1998-S19
1998-S20
1998-S21
1998-S22
1998-S23
1998-S24
1998-S25
1998-S26
1998-S27
1998-S28
1998-S29
1998-S30
1998-S31
1998-KS1
1998-KS2
1998-KS3
1998-KS4
1998-QS3
1998-QS4
1998-QS6
1998-QS7
1998-QS8
1998-QS12
1998-QS13
1998-QS15
1998-QS17
1998-WH1 A-E
1998-WH3
1998-WH4
1998-WH5
1998-WH6
1998-WH8
1998-WH9
1998-WH10
1998-WH11
1998-WH12
1998-WH13
1998-WH14

1999 SERIES

1999-HI1
1999-HI4
1999-HI6
1999-HI8
1999-HS2
1999-HS3
1999-HS5
1999-HS7
1999-HWH1
1999-HWH2
1999-HWH3
1999-HWH4
1999-HWH5
1999-HWH6
1999-KS1
1999-KS2
1999-KS3
1999-KS4
1999-RS1
1999-RS2
1999-RS3
1999-RS4
1999-RS5
1999-NWH1
1999-NWH2
1999-NWH3
1999-NWH4 A-C
1999-NWH5 A-B
1999-QS1
1999-QS2
1999-QS3
1999-QS4
1999-QS5
1999-QS6
1999-QS7
1999-QS8
1999-QS9
1999-QS10
1999-QS11
1999-QS12
1999-QS13
1999-QS14
1999-QS15
1999-QWH1 I-II
1999-QWH2
1999-QWH3
1999-S1
1999-S2
1999-S3
1999-S4
1999-S5
1999-S6
1999-S7
1999-S8
1999-S9
1999-S10
1999-S11
1999-S12
1999-S13
1999-S14
1999-S15
1999-S16
1999-S17
1999-S18
1999-S19
1999-S20
1999-S21
1999-S22
1999-S23
1999-S24
1999-S25
1999-WH1
1999-WH2
1999-WH3
1999-WH4
1999-WH5
1999-WH7
1999-WH8
1999-WH9
1999-WH10
1999-WH11
1999-WH12
1999-WH13
1999-WH14
1999-WH15
1999-WH18

2000 SERIES

2000-HI1
2000-HI2
2000-HI3
2000-HI4
2000-HI5
2000-HL1
2000-HS1
2000-HWH1
2000-HWH2
2000-HWH3
2000-HWH4
2000-HWH5
2000-HWH6
2000-HWH7
2000-HWH8
2000-HWH9
2000-HWH10
2000-HWH11
2000-KS1
2000-KS2
2000-KS3
2000-KS5
2000-NWH1
2000-PTWH1
2000-PTWH2
2000-PTWH3
2000-QS1
2000-QS2
2000-QS3
2000-QS4
2000-QS5
2000-QS6
2000-QS7
2000-QS8
2000-QS9
2000-QS10
2000-QS11
2000-QS12
2000-QS13
2000-QS14
2000-QWH1
2000-QWH2
2000-RS1
2000-RS2
2000-RS3
2000-RS4
2000-RZ1
2000-S1
2000-S2
2000-S3
2000-S4
2000-S5
2000-S6
2000-S7
2000-S8
2000-S9
2000-S10
2000-S11
2000-S12
2000-S13
2000-S14
2000-S15
2000-S16
2000-RZ2
2000-NWH2
2000-NWH3
2000-NWH5
2000-NWH6
2000-NWH7
2000-WH1
2000-WH2 I-II
2000-WH3
2000-WH4
2000-WH5 A-B
2000-WH6
2000-WH7
2000-WH8 A-C
2000-WH9 A-D
2000-WH10
2000-WH11
2000-WH12
2000-WH13

2001 SERIES
2001-S1
2001-S2
2001-S3
2001-S4
2001-S5
2001-S6
2001-S7
2001-S8
2001-S9
2001-S10
2001-S11
2001-S12
2001-S13
2001-S14
2001-S15
2001-S16
2001-S17
2001-S18
2001-S19
2001-S20
2001-S21
2001-S22
2001-S23
2001-S24
2001-S25
2001-S26
2001-S27
2001-S28
2001-S29
2001-SA1
2001-KS1
2001-KS2
2001-KS3
2001-KS4
2001-RM1
2001-RM2
2001-RZ1
2001-RZ2
2001-RZ3
2001-RZ4
2001-RS1
2001-RS2
2001-RS3
2001-QS1
2001-QS2
2001-QS3
2001-QS4
2001-QS5
2001-QS6
2001-QS7
2001-QS8
2001-QS9
2001-QS10
2001-QS11
2001-QS12
2001-QS13
2001-QS14
2001-QS15
2001-QS16
2001-QS17
2001-QS18
2001-QS19
2001-CWH1
2001-MWH1
2001-NWH1
2001-NWH2
2001-NWH3
2001-NWH4
2001-NWH5
2001-NWH9
2001-NWH10
2001-NWH11
2001-NWH12
2001-WH1
2001-WH2
2001-WH3
2001-WH4
2001-WH6
2001-WH7
2001-WH8
2001-WH9
2001-WH10
2001-WH11
2001-WH12
2001-WH13
2001-WH14
2001-PTWH4
2001-PTWH6
2001-PTWH7
2001-PTWH8
2001-PTWH10
2001-PTWH11
2001-PTWH12
2001-PTWH14
2001-PTWH15
2001-PTWH16
2001-PTWH17
2001-PTWH18
2001-PTWH19
2001-HI1
2001-HI2
2001-HI3
2001-HI4
2001-HS1
2001-HS2
2001-HS3
2001-HWH1
2001-HWH2

RESIDENTIAL FUNDING CORPORATION
DECEMBER 31, 2001                                                     EXHIBIT 1
________________________________________________________________________________
LOANS SERVICED FOR OTHERS


LIBERTY LENDING SERVICES, INC.
Pool 5900

TELEBANK
Pool 5901

                                    EXHIBIT 3

RAMP

RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.                       Page   1
FORM 10-K
PART II, Item 5(b)
                                                                  02/28/2002

Mortgage Pool                      Number of Holders of Record

2000-HL1                                       3

2000-RS1                                       4

2000-RS2                                       6

2000-RS3                                       6

2000-RS4                                       7

2000-RZ1                                       3

2001-RS1                                       8

2001-RS2                                      16

2001-RS3                                       9

                                   EXHIBIT 4

RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.                       Page   1
             (as of 12/31/2001)                                       02/28/2002
Series
Class                                                           RAMP
Issue Date
CUSIP
Tax ID        Holder Name and Address                     Face Amount   Percent
-------------------------------------------------------------------------------
2000-HL1      CEDE & CO FAST                            15,235,000.00   16.2786
A-II          FFC 40092502
12/31/2001    ATTN DIVIDENDS
437184AV6
13-2555119
              NEW YORK, NY

2000-HL1      CEDE & CO FAST                            78,353,000.00   83.7201
AI-2          FFC 40092502
12/31/2001    ATTN DIVIDENDS
437184AU8
13-2555119
              NEW YORK, NY

2000-RS1      CEDE & CO - DTC FAST                      69,984,000.00   55.9844
A-I           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS1      CEDE & CO - DTC FAST                      55,021,000.00   44.0146
A-II          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS2      CEDE & CO - DTC FAST                      24,755,000.00   10.8651
A-I2          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS2      CEDE & CO - DTC FAST                      19,192,000.00    8.4235
A-I3          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS2      CEDE & CO - DTC FAST                      40,028,000.00   17.5685
A-I4          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS2      CEDE & CO - DTC FAST                     139,292,000.00   61.1359
A-II          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS3      CEDE & CO - DTC FAST                      22,736,000.00    6.5733
A-I2          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS3      CEDE & CO - DTC FAST                      18,170,000.00    5.2532
A-I3          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS3      CEDE & CO - DTC FAST                      38,150,000.00   11.0297
A-I4          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS3      CEDE & CO - DTC FAST                     263,940,000.00   76.3089
A-II          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS4      CEDE & CO - DTC FAST                      66,615,000.00   21.3980
A-I1          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS4      CEDE & CO - DTC FAST                      35,434,000.00   11.3821
A-I2          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS4      CEDE & CO - DTC FAST                      27,140,000.00    8.7179
A-I3          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS4      CEDE & CO - DTC FAST                      42,795,000.00   13.7466
A-I4          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RS4      CEDE & CO - DTC FAST                     136,533,000.00   43.8570
A-II          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RZ1      CEDE & CO - DTC FAST                      40,087,000.00   59.1539
A-2           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RZ1      CEDE & CO - DTC FAST                      21,583,000.00   31.8487
A-3           DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2000-RZ1      AUER & CO                                  6,097,296.65    8.9974
SB            16 WALL STREET
12/31/2001    4TH FLOOR  WINDOW 44

136064419     NEW YORK
              NY 10005

2001-RS1      CEDE & CO - DTC FAST                     105,000,000.00   23.7306
A-I1          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS1      CEDE & CO - DTC FAST                      57,000,000.00   12.8823
A-I2          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS1      CEDE & CO - DTC FAST                      47,000,000.00   10.6223
A-I3          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS1      CEDE & CO - DTC FAST                      76,000,000.00   17.1764
A-I4          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS1      CEDE & CO - DTC FAST                     136,000,000.00   30.7368
A-II          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS2      CEDE & CO - DTC FAST                      83,213,000.00   19.8669
A-I1          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS2      CEDE & CO - DTC FAST                      46,666,000.00   11.1414
A-I2          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS2      CEDE & CO - DTC FAST                      25,037,000.00    5.9775
A-I3          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS2      CEDE & CO - DTC FAST                      48,602,000.00   11.6036
A-I4          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS2      CEDE & CO - DTC FAST                     130,331,000.00   31.1161
A-II          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS2      CEDE & CO - DTC FAST                      23,000,000.00    5.4912
A-IIO         DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS3      CEDE & CO - DTC FAST                     138,800,000.00   24.2615
A-I1          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS3      CEDE & CO - DTC FAST                      75,800,000.00   13.2494
A-I2          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS3      CEDE & CO - DTC FAST                      50,000,000.00    8.7397
A-I3          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS3      CEDE & CO - DTC FAST                      74,492,000.00   13.0208
A-I4          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS3      CEDE & CO - DTC FAST                      37,677,000.00    6.5857
A-I5          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS3      CEDE & CO - DTC FAST                     148,231,000.00   25.9099
A-II          DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004

2001-RS3      CEDE & CO - DTC FAST                      47,100,000.00    8.2328
A-IIO         DTC FAST PROCESSING
12/31/2001    BALANCE CERTIFICATE

132555119     NEW YORK
              NY 10004