Form 10-K
RESIDENTIAL ASSET SECURITIES CORP
filed 2004-03-30
CIK 932858

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ____ No   X

RESIDENTIAL ASSET SECURITIES CORPORATION

TABLE OF CONTENTS


PART 1                                                                   PAGE #

Item 1.        Business                                                       2
Item 2.        Properties                                                     2
Item 3.        Legal Proceedings                                              2
Item 4.        Submission of Matters to a Vote of Security Holders            3

PART II

Item 5.        Market for the Registrant's Common Equity and Related          3
               Stockholder Matters
Item 6.        Selected Financial Data                                        3
Item 7.        Management's Discussion and Analysis of Financial              3
               Condition and Results of Operations
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk     3
Item 8.        Financial Statements and Supplementary Financial Data          4
Item 9.        Changes in and Disagreements with Accountants on               4
               Accounting and Financial Disclosure
Item 9A.       Controls and Procedures                                        4

PART III

Item 10.       Directors and Executive Officers of the Registrant             4
Item 11.       Executive Compensation                                         4
Item 12.       Security Ownership of Certain Beneficial Owners and            4
               Management
Item 13.       Certain Relationships and Related Transactions                 4
Item 14.       Principal Accountant Fees and Services                         4

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports            5

SIGNATURES                                                                    6
CERTIFICATION                                                                 7
EXHIBITS
        Exhibit 99.1 -       Annual Statement as to Compliance
        Exhibit 99.2 -       Residential Funding Corporation Independent
                             Auditor's Report on the Uniform Single Audit
                             Program for Mortgage Bankers
        Exhibit 99.3 -       Item 5(a)
        Exhibit 99.4 -       Audited financial statements for the year ended
                             December 31, 2003 for Financial Guaranty Insurance
                             Corporation.
        Exhibit 99.5 -       Consent of Ernst & Young
        Exhibit 99.6 -       Consent of KPMG LLP, independent auditors of Ambac
                             Assurance Corporation and subsidiaries

PART I

Item 1.        Business

        Information not provided pursuant to No Action Request.

Item 2.        Properties

        Pursuant to the No Action Request, Residential Funding Corporation's (the "Master Servicer") Annual Statement as to Compliance, dated as of March 30, 2004 is filed as Exhibit 99.1 under Item 16 (a) hereof.

Item 3.        Legal Proceedings

        Residential Asset Securities Corporation and the Indenture Trustee for Home Loan Trust 2002-KS6 have been named as defendants in the following purported class action lawsuit:

               Henry and Georgia Adams et al v. Gateway Financial Corporation et al, in the United States District Court for the Northern District of Illinois.

               The case was initially filed on September 17, 2003. The case alleges that unreasonable title fees and charges assessed by the title company and broker caused the borrowers' annual percentage rate to be overstated and their finance charge to be understated, thereby allegedly violating the Truth in Lending Act. It seeks statutory penalties and rescission of all putative class members' loans. No liability is directed toward either the Registrant or the Indenture Trustee, but they have been presumably put on notice of the alleged right of rescission through naming them as parties. The case has been stayed, pending discussions by the plaintiffs and the originating lender who are seeking to settle the case on an individual, rather than a class, basis. RFC has indemnified the Indenture Trustee for all costs and expenses associated with the litigation. If any of the loans at issue were determined by a court not to have been originated in full compliance with applicable law, RFC would be required to repurchase such loans from the trust.

        Residential Asset Securities Corporation, the Indenture Trustee and the Owner Trustee of Series 1998-KS1, and the trust itself, have been named as defendants in the following purported class action lawsuit.

               Danita S. Couch et al v. SMC Lending, Inc., in the Circuit Court for Clay County, Missouri.

               The seventh amendment to this case, filed on February 2, 2004, added the above-referenced defendants. The initial case was filed, however, on January 3, 2002. The case alleges that certain loans originated by SMC Lending, Inc. were not originated in accordance with applicable state law and that the Registrant and trust-related defendants may be liable as assignees under the federal Home Ownership and Equity Protection Act. The plaintiffs are primarily seeking monetary damages. The Registrant and the trust-related defendants are vigorously defending the case and will file a Motion to Dismiss the seventh amended complaint. RFC has indemnified the trustees and the trust for all costs and expenses associated with the litigation. If any of the loans at issue were determined by a court not to have been originated in full compliance with applicable law, RFC would be required to repurchase such loans from the trust.

        Residential Asset Securities Corporation and the Indenture Trustee of Home Equity Mortgage Asset-Backed Pass-Through Certificate Series 1999-KS2, as well as the trust itself, have been named as defendants in the following purported class action lawsuit:

               Lloyd and Barbara Lilly v. Homecomings Financial Network et al, in the Circuit Court of Raleigh County, West Virginia.

               The case was initially filed on November 24, 2003. The case alleges the servicer and the Indenture Trustee violated certain West Virginia collection and foreclosure laws and wrongfully foreclosed upon the borrowers' property. It also alleges the servicer wrongfully force-placed insurance on the borrowers' property. Plaintiffs' are seeking a preliminary restraining order, stopping all West Virginia foreclosures currently in process, an undisclosed amount of monetary damages and a cancellation of the prior foreclosure sales. The Registrant and all trust-related defendants are vigorously defending the case. A motion for class certification has been filed, and the defendants will file an opposition. RFC has indemnified the Indenture Trustee and the trust for all costs and expenses associated with the litigation. If any of the loans at issue were determined by a court of law not to have been serviced in compliance with applicable law, RFC would pay any damages, judgment, fees or costs associated with the litigation.

        The Indenture Trustee for Series 2002-KS2 and the Indenture Trustee for Series 2002-KS6 have been named as defendants in the following purported class action lawsuit:

               Robert  Earle  and  Ella  Walker  et  al  v.  Gateway   Financial
               Corporation et al in the United States District Court, Eastern District of Wisconsin.

               The suit was initially filed on September 23, 2003. The case alleges that unreasonable title fees and charges assessed by the title company and broker caused the borrowers' annual-percentage rate to be overstated and the finance charge to be understated, thereby allegedly violating the Truth in Lending Act. It also claims that the borrowers signed an affirmation of non-rescission at closing, effectively waiving their right to rescind in contravention of federal law. It seeks statutory penalties and rescission of all putative class members' loans. No liability is directed toward either the Registrant or the Indenture Trustees, but they have been presumably put on notice of the alleged right of rescission through naming them as parties. The case has been stayed, pending discussions by the plaintiffs and the originating lender who are seeking to settle the case on an individual, rather than a class, basis. RFC has indemnified the Indenture Trustees for all costs and expenses associated with the litigation. If any of the loans at issue were determined by a court not to have been originated in full compliance with applicable law, RFC would be required to repurchase such loans from the relevant trust.

Item 4.        Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Security Holders.

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

(a) There is no established public trading market for the Certificates. At December 31, 2003, the number of holders or record of each outstanding series of Certificates is listed in
               Exhibit 99.3 under Item 15 (a) hereof.
(b)            Not applicable.
(c)            Not applicable.

Item 6.        Selected Financial Data

        Information not provided pursuant to No Action Request.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to No Action Request.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

Item 8.        Financial Statements and Supplementary Financial Data

        See the Master Servicer's Annual Statement of Compliance that is filed as Exhibit 99.1 under Item 16 (a) hereof; see also report dated February 20, 2004 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as
        Exhibit 99.2 under Item 16 (a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.       Controls and Procedures.

        Not applicable per Item 307(c). of Reg. S-K.

PART III

Item 10.       Directors and Executive Officers of the Registrant

        Information not provided pursuant to No Action Request.

Item 11.       Executive Compensation

        Information not provided pursuant to No Action Request.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

        Information required by Item 201(d) of Regulation S-K is not applicable. Remaining information not provided pursuant to No Action Request.

Item 13.       Certain Relationships and Related Transactions

        Information not provided pursuant to No Action Request.

Item 14.       Principal Accountant Fees and Services.

        Not applicable.

PART IV

 Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                                                   Exhibit #

        Officer's Annual Compliance Statements                          99.1
        Residential Funding Corporation

        Residential Funding Corporation Independent Auditor's           99.2
        Report on the Uniform Single Audit Program for Mortgage
        Bankers

        Item 5(a)                                                       99.3

        Audited financial statements for the year ended December 31, 2003
        for Financial Guaranty Insurance Corporation.                   99.4

        Consent of Ernst & Young                                        99.5

        Consent of KPMG LLP, independent auditors of Ambac Assurance    99.6
        Corporation and subsidiaries

        Audited financial statements for the year ended December 31, 2003 for Ambac Assurance Corporation*

(b) Information not provided pursuant to No Action Request.
(c) Information not provided pursuant to No Action Request.
(d) Information not provided pursuant to No Action Request.



_________________________

     * Incorporated by reference to the consolidated financial statements of Ambac Assurance Corporation and subsidiaries as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, which report appears in the Annual Report on Form 10-K of Ambac Financial Group, Inc., which was filed with the Securities and Exchange Commission on March 15, 2004 (Securities and Exchange Commission File No. 1-10777). The report of KPMG LLP refers to changes, in 2003, in Ambac Assurance Corporation's methods of accounting for variable interest entities and stock-based compensation.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 30th day of March, 2004.



RESIDENTIAL ASSET SECURITIES CORPORATION

        By:    RESIDENTIAL FUNDING CORPORATION, as Master Servicer

        By:     /s/ Barbara Wendt
        Name:   Barbara Wendt
        Title:  Managing Director, Master Servicing

                                  CERTIFICATION


        I, Barbara Wendt, certify that:

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


Date: March 30, 2004

/s/ Barbara Wendt
Barbara Wendt
Managing Director, Master Servicing

                                     Annex I

Subservicers:


1st 2Nd Mortgage Co. Of Nj, Inc.
ABN AMRO Mortgage Group, Inc.
Accredited Home Lenders, Inc. (Se)
Alliance Mortgage Company
American Airlines Federal Credit Union
Amsouth Bank
Bancoklahoma Mtg Corp
Bank Of America, N.a.
Bank Of Hawaii
Bank One, N. A.
Bank-fund  Staff Federal Credit Union
Bb&t Of Virginia
Boston  Federal  Savings Bank
Bsi  Financial  Services,   Inc.
Carolina  First  Bank
Cendant  Mortgage Corporation
Cenlar Federal  Savings Bank
Central  Carolina Bank & Trust
Central Pacific Bank
Centura  Bank
Century Bank
Charter One Mortgage Corporation
Chase Manhattan Mortgage Corp.
Chevy Chase Sb, Fsb
Citimortgage, Inc.
City Bank
Colonial Savings, F.a.
Columbia Equities, Ltd.
Columbia National, Inc.
Countrywide Home Loans, Inc.
Crescent Bank & Trust Company
Crescent Mortgage Services, Inc.
Cuna Mutual Mortgage Corporation
Dollar Bank, Fsb
Downey Savings & Loan Assoc., F.a.
E.m.c. Corporation
Emigrant Mortgage Company
Fairbanks Capital Corp
Fifth Third Bank
First Financial Bank
First Hawaiian Bank
First Horizon Home Loan Corp
First Indiana Bank
First Interstate Bank
First Nationwide Mortgage Corp.
First Republic Bank
First West Mortgage Bankers Ltd.
First-citizens  Bank And Trust  Company Of Sc
Firstmerit  Corporation
Franklin National Bank
Fremont Bank
Gateway Business Bank
Ge Mortgage Services,  Llc
Gmac Mortgage Corp
Golden First Mortgage Corp.
Graystone Mortgage Corporation
Greenpoint Mortgage Funding, Inc.
Guaranty Residential Lending, Inc.
Guardian Mortgage Company Inc.
Hawaii Homeloans, Inc.
Home Financing Center, Inc.
Homecomings Financial
Homeside Lending, Inc.
Homestreet Bank
Hsbc Mortgage Corporation (Usa)
Irwin Mortgage Corporation
Liberty Savings Bank Fsb
Litton Loan Servicing Llp
M & T Mortgage Corporation
Master Financial Inc.
Matrix Financial Services Corporation
Mid America Bank Fsb
Mid-state Bank & Trust
Mitchell Mortgage Company, L.l.c.
Mortgage Access Corp.
Mortgage Lenders Network Usa Inc. (Se)
Mountain States Mortgage Center, Inc.
National City Mortgage Company
New Mexico Mortgage Finance Authority
New South Federal Savings Bank
North American Mortgage Company
Ocwen Financial Corporation
Pacific Capital Bank, Na
Primewest Mortgage Corporation
Provident Funding Associates, L.p.
Provident Savings Bank F.s.b
Republic Bank
Sky Financial Group, Inc.
Stanford Federal Credit Union
Suntrust Mortgage, Inc.
Synovus Mortgage Corporation
Taylor, Bean & Whitaker Mortgage Corp.
Test Company x
The Huntington National Bank
The Northern Trust Company
Third Federal Savings & Loan Assoc. Of Cleveland
Tib The Independent Bankersbank
Trustcorp Mortgage Company
U.S. Bank N.a.
Ulster Savings Bank
Union Bank Of California, N.a.
Wachovia Mortgage Corporation
Wall Street Mortgage Bankers
Washington Mutual Bank, Fa
Wells Fargo Home Mortgage, Inc
Westamerica Bank
Wilshire Credit Corporation


Trustees:


JP Morgan Chase Bank, as successor in interest to Bank One, National Association Deutsche Bank Trust Company Americas